Form 10-Q
period 1995-06-30
AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP
filed 1995-08-14
CIK 808515

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995



                                OR

[  ]    TRANSITION  REPORT PURSUANT TO SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to





For Quarter Ended June 30, 1995               Commission File No. 0-16513



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

                             FORM 10-Q

                               INDEX


                                                                  Page

PART I.  FINANCIAL INFORMATION:


   Item 1.     Financial Statements

   Statement of Financial Position at June 30, 1995
    and December 31, 1994                                             3

   Statement of Operations
    for the three and six months ended June 30, 1995 and 1994         4

   Statement of Cash Flows
    for the six months ended  June 30, 1995 and 1994                  5

   Notes to the Financial Statements                                6-8


   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9-12


PART II.  OTHER INFORMATION:

   Items 1 - 6                                                       13



           AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                     STATEMENT OF FINANCIAL POSITION
                   June 30, 1995 and December 31, 1994

                               (Unaudited)


                                            June 30,     December 31,
ASSETS                                        1995          1994

Cash and cash equivalents                   $889,728       $837,988

Rents receivable, net of allowance for
  doubtful accounts of $20,000 and
  $50,000 at June 30, 1995 and
  December 31,  1994, respectively             4,138        258,991


Accounts receivable - affiliate               52,288        134,703

Equipment   at  cost,  net  of  accumulated
 depreciation of $5,385,718 and $6,662,559
 at June 30, 1995 and December 31, 1994
 respectively                              3,253,510      3,475,123

   Total assets                           $4,199,664     $4,706,805


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                               $ 44,705       $372,398
Accrued interest                                 216         11,861
Accrued liabilities                           16,914         17,414
Accrued liabilities - affiliate                9,535          1,949
Deferred rental income                        20,777         20,682
Cash distributions payable to partners       244,359        390,975

   Total liabilities                         336,506        815,279

Partners' capital (deficit):
 General Partners                           (131,286)      (131,002)
 Limited Partnership Interests
 (774,130 Units; initial purchase
 price of $25 each)                        3,994,444      4,022,528

 Total partners' capital                   3,863,158      3,891,526

 Total liabilities and partners' capital  $4,199,664     $4,706,805



        AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                      STATEMENT OF OPERATIONS
     for the three and six months ended June 30, 1995 and 1994

                            (Unaudited)


                          Three Months               Six Months
                         Ended June 30,            Ended June 30,
                          1995      1994         1995        1994

Income:

 Lease revenue           $195,127  $531,566    $436,122   $  998,108

 Interest income           11,902     8,462      22,781       16,098

 Gain on sale of
  equipment                69,890    37,071     303,078       48,241

   Total income           276,919   577,099     761,981    1,062,447


Expenses:

 Depreciation             110,172   290,604     221,613      610,316

 Interest expense             861     6,008       2,407       17,035

 Equipment management
  fees - affiliate          9,756    26,578      21,806       49,905

 Operating expenses -
  affiliate                27,682    16,413      55,805       38,097

   Total expenses         148,471   339,603     301,631      715,353


Net income               $128,448  $237,496    $460,350     $347,094


Net income
 per limited partnership
 unit                     $   0.16  $  0.30    $   0.59    $   0.44

Cash distributions
declared per limited
partnership unit          $   0.31  $  0.50    $   0.62    $   1.00



        AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                      STATEMENT OF CASH FLOWS
          for the six months ended June 30, 1995 and 1994

                            (Unaudited)


                                                 1995             1994

Cash   flows   from  (used   in)   operating
activities:
Net income                                     $460,350         $347,094

Adjustments to reconcile net income to
 net cash from operating activities:
    Depreciation                                221,613          610,316
    Gain on sale of equipment                  (303,078)         (48,241)
    Decrease in allowance for doubtful accounts (30,000)              --

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                            284,853           72,384
    accounts receivable - affiliate              82,415         (201,918)
 Increase (decrease) in:
    accrued interest                            (11,645)         (16,430)
    accrued liabilities                            (500)           1,000
    accrued liabilities - affiliate               7,586              572
    deferred rental income                           95           73,635

       Net cash from operating activities       711,689          838,412

Cash flows from investing activities:
 Proceeds from equipment sales                  303,078           48,591

       Net cash from investing activities       303,078           48,591

Cash flows used in financing activities:
 Principal payments - notes payable            (327,693)        (275,080)
 Distributions paid                            (635,334)        (781,950)
    Net cash used in financing activities (963,027) (1,057,030) Net increase (decrease) in cash and cash
equivalents                                      51,740         (170,027)

Cash and cash equivalents at beginning of
period                                          837,988        1,188,487

Cash and cash equivalents at end of period   $  889,728       $1,018,460

Supplemental   disclosure   of   cash   flow
information:

Cash paid during the period for interest     $   14,052       $   33,465



        AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                           June 30, 1995
                            (Unaudited)


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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1995 and December 31, 1994 and results of operations for the three and six month periods ended June 30, 1995 and 1994 have been made and are reflected.


NOTE 2 - CASH

     At June 30, 1995, the Partnership had $885,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,141,998 are due as follows:


   For the year ending June 30, 1996      $    599,468
                                1997           396,210
                                1998           132,104
                                1999            14,216

                               Total      $  1,141,998













NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1995. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                         Lease Term              Equipment
Equipment Type            (Months)                at Cost

Aircraft                   36-60                $ 5,665,903
Retail store fixtures       1-84                    988,911
Communications             36-84                    621,500
Materials handling          1-84                    502,913
Locomotives                57-60                    273,767
Manufacturing                 60                    195,271
Medical                    56-60                    162,007
Computers and peripherals   1-60                    158,710
Research and test          17-84                     62,962
Furniture and fixtures     17-84                      7,284

                          Total equipment cost    8,639,228

                      Accumulated depreciation   (5,385,718)

    Equipment, net of accumulated depreciation   $3,253,510


     At June 30, 1995, the Partnership's equipment portfolio included equipment having a proportionate original cost of $6,598,700, representing approximately 76% of total equipment cost.

    The summary above includes equipment held for sale or re-lease with a cost of approximately $145,000 which had been fully depreciated at June 30, 1995.


NOTE 5 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                       1995                1994

Equipment management fees           $    21,806     $    49,905
Administrative charges                   10,026           6,000
Reimbursable operating expenses
   due to third parties                  45,779          32,097

                          Total     $    77,611     $    88,002



        AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                            (Continued)


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1995, the Partnership was owed $52,288 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1995.


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1995 consisted of installment notes of $44,705 payable to banks and institutional lenders. The installment notes are non-recourse, with interest rates ranging between 6.25% and 7.13%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents.

     The annual maturities of the installment notes payable are as follows:

    For the year ending June 30,1996       $      29,411
                                1997              15,294

                               Total       $      44,705




        AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                             FORM 10-Q

                   PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and six months ended June 30, 1995 compared to the three and six months ended June 30, 1994:

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

Results of Operations

     For the three and six months ended June 30, 1995, the Partnership recognized lease revenue of $195,127 and $436,122, respectively, compared to $531,566 and $998,108 for the same periods in 1994. The decrease in lease revenue between 1994 and 1995 was expected and resulted principally from primary lease term expirations and the sale of equipment.

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

     At March 31, 1995, the Managing General Partner lowered the amount reserved against potentially uncollectable rents to $20,000 resulting in an increase in lease revenue of $30,000. It cannot be determined whether the Partnership will recover any past due rents in the future; however, the Managing General Partner will pursue the collection of all such items.

     Interest income for the three and six months ended June 30, 1995 was $11,902 and $22,781, respectively, compared to $8,462 and $16,098 for the same periods in 1994. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The increase in interest income from 1994 to 1995 is principally attributable to an increase in interest rates. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.

    For the three months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $69,890 compared to a net gain of $37,071 on equipment having a net book value of $350 for the same period in 1994.

        AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                             FORM 10-Q

                   PART I. FINANCIAL INFORMATION


     For the six months ended June 30, 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $303,078 compared to a net gain of $48,241 on equipment having a net book value of $350 for the same period in 1994.

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

     Depreciation expense for the three and six months ended June 30, 1995 was $110,172 and $221,613 compared to $290,604 and
$610,316 for the same periods in 1994. For financial reporting purposes, to the extent that an asset is held on primary lease
term, the Partnership depreciates the difference between       (i)
the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $861 and $2,407 or less than 1% of lease revenue for each of the three and six month periods ended June 30, 1995, respectively, compared to $6,008 and $17,035 or 1.1% and 1.7% of lease revenue for the same periods in 1994. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended June 30, 1995 and 1994 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 14.2% and 12.8% of lease revenue for the three and six months ended June 30, 1995, respectively, compared to 3.1% and 3.8% of lease revenue for the same periods in 1994. The increase in operating expenses from 1994 to 1995 was due primarily to higher premiums in connection with supplemental insurance policies carried by the Partnership on certain aircraft and an increase in professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $711,689 during the six months ended June 30, 1995 compared to $838,412 for the same period in 1994. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1995, the Partnership realized $303,078 in equipment sale proceeds compared to $48,591 for the same period in 1994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     Cash distributions to the Recognized Owners and General Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1995, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $488,718. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $483,831, and the General Partners were allocated 1%, or $4,887. The second quarter 1995 cash distribution was paid on July 14, 1995.




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



                  Date:    August 11, 1995