Form 10-K
period 1995-12-31
AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP
filed 1996-04-01
CIK 808515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ XX]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                           to

Commission file number              0-16513


               American Income Partners III-C Limited Partnership
             (Exact name of registrant as specified in its charter)

  Massachusetts                                                     04-2979663
(State or other jurisdiction of                                   (IRS Employer
 incorporation or organization)                             Identification No.)

  98 N. Washington St., Fifth Floor, Boston, MA                         02114
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

Securities registered pursuant to Section 12(b) of the Act             NONE

 Title of each class                 Name of each exchange on which registered



Securities registered pursuant to Section 12(g) of the Act:

             774,130 Units Representing Limited Partnership Interest
                                (Title of class)


                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been  subject to such filing  requirements  for the past 90 days. Yes XX    No

         State  the  aggregate   market  value  of  the  voting  stock  held  by
nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                    DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1995 (Part I and II)




                                                            -3-
               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                       Page
                                     PART I

Item 1.           Business                                                                                               3

Item 2.           Properties                                                                                             5

Item 3.           Legal Proceedings                                                                                      5

Item 4.           Submission of Matters to a Vote of Security Holders                                                    5


                                     PART II

Item 5.           Market for the Partnership's Securities and Related Security Holder Matters                            6

Item 6.           Selected Financial Data                                                                                7

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                             7

Item 8.           Financial Statements and Supplementary Data                                                            7

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                                              8


                                    PART III

Item 10.          Directors and Executive Officers of the Partnership                                                     9

Item 11.          Executive Compensation                                                                                 10

Item 12.          Security Ownership of Certain Beneficial Owners and Management                                         11

Item 13.          Certain Relationships and Related Transactions                                                         11


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     14-17


PART I

Item 1.  Business.

        (a)  General Development of Business

        AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on September 29, 1987 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the Managing General Partner (AFG Leasing Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On December 30, 1987, the Partnership issued 774,130 units representing assignments of limited partnership interests (the "Units") to 1,397 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. Subsequent to the Partnership's Closing, the Partnership had five General Partners: AFG Leasing Incorporated, a Massachusetts corporation, Kestutis J. Makaitis, Daniel J. Roggemann, Martin F. Laughlin, and Geoffrey A. MacDonald (collectively, the "General Partners"). Messrs. Makaitis, Roggemann and Laughlin subsequently elected to withdraw as Individual General Partners. The General Partners, each of which is affiliated with American Finance Group ("AFG"), a Massachusetts partnership, are not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement").

        (b)  Financial Information About Industry Segments

        The Partnership is engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full payout or operating lease basis. Full payout leases are those in which aggregate noncancellable rents equal or exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate noncancellable rental payments are less than the Purchase Price of the leased equipment. Industry segment data is not applicable.

        (c)  Narrative Description of Business

        The Partnership was organized to acquire a diversified portfolio of capital equipment subject to various full payout and operating leases and to lease the equipment to third parties as income-producing investments. More specifically, the Partnership's primary investment objectives are to acquire and lease equipment which will:

        1. Generate quarterly cash distributions;

        2. Preserve and protect invested capital; and

        3. Maintain substantial residual value for ultimate sale.

        The Partnership has the additional objective of providing certain federal income tax benefits.

        The Closing Date of the Offering of Units of the Partnership was December 30, 1987. The initial purchase of equipment and the associated lease commitments occurred on December 30, 1987. The acquisition of the equipment and its associated leases is described in detail in Note 3 to the Financial Statements included in Item 14, herein. The Partnership is expected to terminate no later than December 31, 1998.

        The Partnership has no employees; however, it entered into a Management Agreement with AFG (the "Manager"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment,
(ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13 herein and in Note 4 to the financial statements included in Item 14, herein.

        The Partnership's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Consequently, the success of the Partnership is largely dependent upon the ability of the Managing General Partner and its Affiliates to forecast technological advances, the ability of the lessees to fulfill their lease obligations and the quality and marketability of the equipment at the time of sale.

        In addition, the leasing industry is very competitive. Although all funds available for acquisitions have been invested in equipment, subject to noncancellable lease agreements, the Partnership will encounter considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Partnership will compete with lease programs offered directly by manufacturers and other equipment leasing companies, including limited partnerships and trusts, organized and managed similarly to the Partnership and including other AFG sponsored partnerships and trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Partnership. Many competitors have greater financial resources and more experience than the Partnership, the Managing General Partner and the Manager.

        Generally, the Partnership is prohibited from reinvesting the proceeds generated by refinancing or selling equipment. Accordingly, it is anticipated that the Partnership will begin to liquidate its portfolio of equipment at the expiration of the initial and renewal lease terms and to distribute the net liquidation proceeds. As an alternative to sale, the Partnership may enter re-lease agreements when considered advantageous by the Managing General Partner and the Manager. In accordance with the Partnership's stated investment objectives and policies, the Managing General Partner is also considering winding-up the Partnership's operations, including the liquidation of its entire portfolio.

        Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1995, 1994 and 1993 is incorporated herein by reference to Note 2 to the financial statements in the 1995 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

        Default by a lessee under a lease may cause equipment to be returned to the Partnership at a time when the Managing General Partner or the Manager is unable to arrange for the re-lease or sale of such equipment. This could result in the loss of a material portion of anticipated revenues and significantly weaken the Partnership's ability to repay related debt.

        AFG is a successor to the business of American Finance Group, Inc., a Massachusetts corporation engaged since its inception in 1980 in various aspects of the equipment leasing business. In 1990, certain members of AFG's management, principally Geoffrey A. MacDonald, Chief Executive Officer and co-founder of AFG, established AFG Holdings (Massachusetts) Limited Partnership ("Holdings Massachusetts") to acquire ownership and control of AFG. Holdings Massachusetts effected this event by acquiring all of the equity interests of AFG's two partners, AFG Holdings Illinois Limited Partnership ("Holdings Illinois") and AFG Corporation. Holdings Massachusetts incurred significant indebtedness to finance this acquisition, a significant portion of which was scheduled to mature in 1995.

        On December 16, 1994, the senior lender to Holdings Massachusetts (the "Senior Lender") assumed control of its security interests in Holdings Illinois and AFG Corporation and sold all such interests to GDE Acquisitions Limited Partnership, a Massachusetts limited partnership owned and controlled entirely by Gary D. Engle, President and member of the Executive Committee of AFG. As a result of this transaction, GDE Acquisitions Limited Partnership acquired all of the assets, rights and obligations of AFG from the Senior Lender and assumed control of AFG. Geoffrey A. MacDonald remains as Chief Executive Officer of AFG and member of its Executive Committee.

        (d) Financial Information About Foreign and Domestic Operations and Export Sales

        Not applicable.

Item 2.  Properties.

        Incorporated herein by reference to Note 3 to the financial statements in the 1995 Annual Report.

Item 3.  Legal Proceedings.

        Incorporated herein by reference to Note 7 to the financial statements in the 1995 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

        (a) Market Information

        There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

        (b) Approximate Number of Security Holders

        At December 31, 1995, there were 1,227 recordholders of Units in the Partnership.

        (c) Dividend History and Restrictions

        Pursuant to Article VI of the Restated Agreement, as amended, the Partnership's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings are determined and distributed to the Partners quarterly. Each quarter's distribution may vary in amount. Distributions may be made to the Managing General Partner prior to the end of the fiscal quarter; however, the amount of such distribution reflects only amounts to which the Managing General Partner is entitled at the time such distribution is made. Currently, there are no restrictions that materially limit the Partnership's ability to distribute
Distributable Cash From Operations and Distributable Cash From Sales or Refinancings or that the Partnership believes are likely to materially limit the future distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings. The Partnership expects to continue to distribute all Distributable Cash From Operations and Distributable Cash From Sales or Refinancings on a quarterly basis.

        Distributions in 1995 and 1994 were as follows:

                                                                                       General                  Recognized
                                                              Total                   Partners                    Owners

Total 1995 distributions                                  $     879,693             $       8,797             $     870,896

Total 1994 distributions                                      1,563,899                    15,639                 1,548,260

         Total                                             $  2,443,592            $       24,436              $  2,419,156


        Distributions payable at December 31, 1995 and 1994 were $146,615 and $390,975, respectively.

        "Distributable Cash From Operations" means the net cash provided by the Partnership's normal operations after general expenses and current liabilities of the Partnership are paid, reduced by any reserves for working capital and contingent liabilities to be funded from such cash, to the extent deemed reasonable by the Managing General Partner, and increased by any portion of such reserves deemed by the Managing General Partner not to be required for Partnership operations and reduced by all accrued and unpaid Equipment Management Fees and, after Payout, further reduced by all accrued and unpaid Subordinated Remarketing Fees. Distributable Cash From Operations does not include any Distributable Cash From Sales or Refinancings.

        "Distributable Cash From Sales or Refinancings" means Cash From Sales or Refinancings as reduced by (i)(a) amounts realized from any loss or destruction of equipment which the Managing General Partner determines shall be reinvested in similar equipment for the remainder of the original lease term of the lost or destroyed equipment, or in isolated instances, in other equipment, if the Managing General Partner determines that investment of such proceeds will significantly improve the diversity of the Partnership's equipment portfolio, and subject in either case to satisfaction of all existing indebtedness secured by such equipment to the extent deemed necessary or appropriate by the Managing General Partner, and (b) the proceeds from the sale of an interest in equipment pursuant to any agreement governing a joint venture which the Managing General Partner determines will be invested in additional equipment or interests in equipment and which ultimately are so reinvested and (ii) any accrued and unpaid Equipment Management Fees and, after Payout, any accrued and unpaid Subordinated Remarketing Fees.

        "Cash From Sales or Refinancings" means cash received by the Partnership from sale or refinancing transactions, as reduced by (i)(a) all debts and liabilities of the Partnership required to be paid as a result of sale or refinancing transactions, whether or not then due and payable (including any liabilities on an item of equipment sold which are not assumed by the buyer and any remarketing fees required to be paid to persons not affiliated with the General Partners, but not including any Subordinated Remarketing Fees whether or not then due and payable) and (b) any reserves for working capital and contingent liabilities funded from such cash to the extent deemed reasonable by the Managing General Partner and (ii) increased by any portion of such reserves deemed by the Managing General Partner not to be required for Partnership operations. In the event the Partnership accepts a note in connection with any sale or refinancing transaction, all payments subsequently received in cash by the Partnership with respect to such note shall be included in Cash From Sales or Refinancings, regardless of the treatment of such payments by the Partnership for tax or accounting purposes. If the Partnership receives purchase money obligations in payment for equipment sold, which are secured by liens on such equipment, the amount of such obligations shall not be included in Cash From Sales or Refinancings until the obligations are fully satisfied.

        Each distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings of the Partnership shall be made 99% to the Recognized Owners and 1% to the General Partners until Payout and 85% to the Recognized Owners and 15% to the General Partners after Payout.

        "Payout" is defined as the first time when the aggregate amount of all distributions to the Recognized Owners of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings equals the aggregate amount of the Recognized Owners' original capital contributions plus a cumulative annual return of 10% (compounded quarterly and calculated beginning with the last day of the month of the Partnership's Closing Date) on their aggregate unreturned capital contributions. For purposes of this definition, capital contributions shall be deemed to have been returned only to the extent that distributions of cash to the Recognized Owners exceed the amount required to satisfy the cumulative annual return of 10% (compounded quarterly) on the Recognized Owners' aggregate unreturned capital contributions, such calculation to be based on the aggregate unreturned capital contributions outstanding on the first day of each fiscal quarter.

        Distributable Cash From Operations and Distributable Cash From Sales or Refinancings ("Distributions") are distributed within 60 days after the completion of each quarter, beginning with the first full quarter following the Partnership's Closing Date. Each Distribution is described in a statement sent to the Recognized Owners.

Item 6.  Selected Financial Data.

        Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1995 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

        Incorporated herein by reference to the financial statements and supplementary data included in the 1995 Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.  Directors and Executive Officers of the Partnership.

        (a-b) Identification of Directors and Executive Officers

        The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing Incorporated is the Managing General Partner of the Partnership. Under the Restated Agreement, as amended, the Managing General Partner is responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing General Partner as of March 15, 1996 are as follows:


DIRECTORS AND EXECUTIVE OFFICERS OF THE
MANAGING GENERAL PARTNER (See Item 13)
                Name                                            Title                             Age             Term

 Geoffrey A. MacDonald                     Chief Executive Officer,                                              Until a
                                           Chairman and a member of the                                         successor
                                           Executive Committee of AFG and                                        is duly
                                           President and a Director of the                                      elected
                                           Managing General Partner                                47              and
                                                                                                                qualified
Gary D. Engle                              President, Chief Operating
                                           Officer and a member of the
                                           Executive Committee of AFG                              47

Gary M. Romano                             Vice President and
                       Controller of AFG and Clerk of the
                                           Managing General Partner                                36

James F. Livesey                           Vice President, Aircraft and Vessels                    46
                                           of AFG

Sandra L. Simonsen                         Vice President, Information Systems                     45
                                           of AFG


        (c) Identification of Certain Significant Persons

        None.

        (d) Family Relationship

        No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

        (e) Business Experience

        Mr. MacDonald,  age 47 is a co-founder,  Chief Executive Officer,  Chairman and a member of the Executive Committee of AFG and President and a Director of the Managing  General Partner.  Mr.  MacDonald served as a co-founder,  Director and
Senior Vice  President of AFG's  predecessor  corporation  from 1980 to 1988.  Mr.  MacDonald is Vice President of American
Finance Group  Securities  Corp. and a limited  partner in Atlantic  Acquisition  Limited  Partnership  ("AALP").  Prior to
co-founding  AFG's  predecessor,  Mr.  MacDonald  held  various  executive  and  management  positions  in the  leasing and pharmaceutical  industries.  Mr.  MacDonald  holds an M.B.A.  from Boston College and a B.A.  degree from the University of
Massachusetts (Amherst).

        Mr. Engle,  age 47 is  President,  Chief  Operating  Officer,  and a member of the  Executive  Committee of AFG and
President  of AFG Realty  Corporation.  Mr.  Engle is Vice  President,  and a Director of certain of AFG's  affiliates.  On
December 16, 1994,  Mr. Engle acquired  control of AFG, the Managing  General Partner and each of AFG's  subsidiaries.  Mr.
Engle  controls  the general  partner of AALP and is also a limited  partner in AALP.  From 1987 to 1990,  Mr.  Engle was a principal and  co-founder of Cobb Partners  Development,  Inc., a real estate and mortgage  banking  company.  From 1980 to
1987, Mr. Engle was Senior Vice President and Chief  Financial  Officer of Arvida Disney  Company,  a large scale community development  company owned by Walt Disney  Company.  Prior to 1980, Mr. Engle served in various  management  consulting and institutional  brokerage  capacities.  Mr.  Engle  has an  M.B.A.  from  Harvard  University  and a B.S.  degree  from  the
University of Massachusetts (Amherst).

        Mr.  Romano,  age 36, is Vice  President  and  Controller  of AFG and  certain of its  affiliates  and Clerk of the
Managing  General  Partner.  Mr.  Romano joined AFG in November 1989 and was  appointed  Vice  President and  Controller in
April 1993.  Prior to joining AFG, Mr. Romano was Assistant  Controller for a  privately-held  real estate company which he joined in 1987.  Mr.  Romano held audit staff and manager  positions at Ernst & Whinney from 1982 to 1986.  Mr. Romano is a
C.P.A. and holds a B.S. degree from Boston College.

        Mr. Livesey,  age 46, is Vice  President,  Aircraft and Vessels,  of AFG. Mr. Livesey joined AFG in October,  1989, and was  promoted  to Vice  President  in  January,  1992.  Prior to joining  AFG,  Mr.  Livesey  held sales and  marketing positions  with two  privately-held  equipment  leasing  firms.  Mr.  Livesey holds an M.B.A.  from Boston College and B.A.
degree from Stonehill College.

        Ms. Simonsen, age 45, joined AFG in February 1990 and was promoted to Vice President,  Information Systems in April
1992.  Prior to joining AFG, Ms.  Simonsen was Vice  President,  Information  Systems  with  Investors  Mortgage  Insurance
Company which she joined in 1973. Ms.  Simonsen  provided  systems  consulting  for a subsidiary of American  International
Group and authored a software program published by IBM.  Ms. Simonsen holds a B.A. degree from Wilson College.

        (f) Involvement in Certain Legal Proceedings

        None.

        (g) Promoters and Control Persons

        See Item 10 (a-b) above.

Item 11.  Executive Compensation.

        (a) Cash Compensation

        Currently, the Partnership has no employees. However, under the terms of the Restated Agreement, as amended, the Partnership is obligated to pay all costs of personnel employed full or part-time by the Partnership, including officers or employees of the Managing General Partner or its Affiliates. There is no plan at the present time to make any officers or employees of the Managing General Partner or its Affiliates employees of the Partnership. The Partnership has not paid and does not propose to pay any options, warrants or rights to the officers or employees of the Managing General Partner or its Affiliates.

        (b) Compensation Pursuant to Plans

        None.

        (c) Other Compensation

        Although the Partnership has no employees, as discussed in Item 11(a), pursuant to section 10.4 of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13, herein and in Note 4 to the financial statements included in Item 14, herein.

        (d) Compensation of Directors

        None.

        (e) Termination of Employment and Change of Control Arrangement

        There exists no remuneration plan or arrangement with the General Partners or the Managing General Partner or its Affiliates which results or may result from their resignation, retirement or any other termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Recognized Owners have voting rights with respect to:

        1.    Amendment of the Restated Agreement;

        2.    Termination of the Partnership;

        3.    Removal of the General Partners; and

        4. Approval or disapproval of the sale of all, or substantially all, of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

        As of March 1, 1996,  the following person or group owns  beneficially  more than 5% of the  Partnership's  774,130 outstanding Units:

                                                      Name and                            Amount                  Percent
              Title                                  Address of                        of Beneficial                of
            of Class                              Beneficial Owner                       Ownership                 Class

       Units Representing           Atlantic Acquisition Limited Partnership
       Limited Partnership                98 North Washington Street                   76,690 Units                9.91%
            Interests                          Boston, MA 02114


        Messrs. Engle and MacDonald have ownership interests in AALP.  See Item 10 of this report.

        The ownership and organization of AFG is described in Item 1 of this report.


Item 13.  Certain Relationships and Related Transactions.

        The  Managing   General  Partner  of  the  Partnership  is  AFG  Leasing
Incorporated, an affiliate of AFG.

        (a) Transactions with Management and Others

        All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1995, 1994 and 1993 which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                                              1995                      1994                       1993

Equipment management fees                                 $      37,999             $      77,970             $     122,766
Interest expense - affiliate                                         --                     2,955                        --
Administrative charges                                           20,052                    12,000                    14,955
Reimbursable operating expenses
     due to third parties                                        74,892                   103,534                    63,221

                                Total                     $     132,943             $     196,459             $     200,942


        As provided under the terms of the Management Agreement, AFG is compensated for its services to the Partnership. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, AFG is compensated by an amount equal to 4.75% of Equipment Base Price paid by the Partnership. For management services, AFG is compensated by an amount equal to the lesser of (i) 5% of gross lease rental revenue or (ii) fees which the Managing General Partner reasonably believes to be competitive for similar services for similar equipment. Both of these fees are subject to certain limitations defined in the Management Agreement. Compensation to AFG for services connected to the sale of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Management Agreement.

        Interest expense - affiliate represents interest incurred on legal costs in connection with a state sales tax dispute involving certain equipment owned by the Partnership and other affiliated investment programs sponsored by AFG. Legal costs incurred by AFG to resolve this matter and the interest thereon was allocated to the Partnership and other affected investment programs. Administrative charges represent amounts owed to AFG, pursuant to Section 10.4 of the Restated Agreement, as amended, for persons employed by AFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by AFG on behalf of the Partnership which are reimbursed to AFG.

        All equipment was purchased from AFG, one of its affiliates, including other equipment leasing programs sponsored by AFG, or from third-party sellers. The Partnership's Purchase Price was determined by the method described in Note 2 to the financial statements, included in Item 14, herein.

        All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1995, the Partnership was owed $28,196 for such funds and the interest thereon. These funds were remitted to the Partnership in January 1996.

        On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of AFG, commenced a voluntary cash Tender Offer (the "Offer") for up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by AFG. The Offer was subsequently amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Following commencement of the Offer, certain legal actions were initiated by interested persons against AALP, each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, a class action brought in the United States District Court for the District of Massachusetts (the "Court") on behalf of the unitholders (limited partners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was approved by the Court on November 15, 1995. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts (the "Superior Court") seeking to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action, was dismissed by the Superior Court. The Plaintiffs have filed an appeal in this matter. The limited partners of the Partnership tendered approximately 76,690 units or 9.91% of the total outstanding units of the Partnership to AALP. The operations of the Partnership are not expected to be adversely affected by these proceedings or settlements.


        (b) Certain Business Relationships

        None.

        (c) Indebtedness of Management to the Partnership

        None.

        (d) Transactions with Promoters

        See Item 13(a) above.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  Documents filed as part of this report:

             (1)         Financial Statements:

                         Report of Independent Auditors...................................................................*

                         Statements of Financial Position
                         at December 31, 1995 and 1994....................................................................*

                         Statement of Operations
                         for the years ended December 31, 1995, 1994 and 1993.............................................*

                         Statement of Changes in Partners' Capital
                         for the years ended December 31, 1995, 1994 and 1993.............................................*

                         Statement of Cash Flows
                         for the years ended December 31, 1995, 1994 and 1993.............................................*

                         Notes to the Financial Statements................................................................*

             (2)         Financial Statement Schedules:

                         None required.

             (3)         Exhibits:

                         Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

           Exhibit
           Number

            4            Amended and Restated  Agreement and  Certificate of Limited  Partnership  included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No. 33-11160).

           13            The 1995 Annual Report to security  holders,  a copy of
                         which  is  furnished   for  the   information   of  the
                         Securities and Exchange Commission. Such Report, except
                         for  those  portions  thereof  which  are  incorporated
                         herein by  reference,  is not deemed  "filed"  with the
                         Commission.

           23            Consent of Independent Auditors.

           99  (a)       Lease agreement with Northwest Airlines,  Inc. was filed in the Registrant's Annual Report on Form
                         10-K  for the year  ended  December 31, 1991  as  Exhibit  28 (c) and is  incorporated  herein  by reference.


*  Incorporated herein by reference to the appropriate portion of the 1995 Annual Report to security holders for the year ended December 31, 1995. (See Part II)


           Exhibit
           Number

           99 (b) Lease agreement with Bally's Health and Tennis Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as
                         Exhibit 28 (d) and is incorporated herein by reference.

           99  (c)       Lease agreement with Healthcare  Financial  Services,
                         Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as
                         Exhibit 28 (e) and is incorporated herein by reference.

           99 (d) Lease agreement with Marriott Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 28 (f) and is incorporated herein by reference.

           99 (e) Lease agreement with Equicor, Incorporated was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 as Exhibit 99 (f) and is incorporated herein by reference.

           99 (f) Lease agreement with ING Aviation Leasing is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein.


        (b) Reports on Form 8-K

        None.

                                                                     Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

        We consent to the incorporation by reference in this Annual Report (Form 10-K) of American Income Partners III-C Limited Partnership of our report dated March 12, 1996, included in the 1995 Annual Report to the Partners of American Income Partners III-C Limited Partnership.






                                                              ERNST & YOUNG LLP






Boston, Massachusetts
March 12, 1996



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        No annual report has been sent to the Recognized Owners. A report will be furnished to the Recognized Owners subsequent to the date hereof.

        No proxy statement has been or will be sent to the Recognized Owners.


                                                           -17-

                                   SIGNATURES

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


               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP


                                      By: AFG Leasing Incorporated,
                                      a Massachusetts corporation and the
                   Managing General Partner of the Registrant.








By:  /s/                                                                        By: /s/
Geoffrey A. MacDonald                                                           Gary D. Engle
Chief Executive Officer,                                                        President, Chief Operating
Chairman, and a member of the                                                   Officer and a member of the
Executive Committee of AFG and                                                  Executive Committee of AFG
President and a Director of the                                                 (Principal Financial Officer)
Managing General Partner
(Principal Executive Officer)



Date:    March 29, 1996                                                         Date:   March 29, 1996




By:  /s/
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the Managing General
Partner
(Principal Accounting Officer)



Date:    March 29, 1996
