Form 10-K/A
period 1995-12-31
AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP
filed 1996-04-09
CIK 808515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   December 31, 1995
                         ---------------------------------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                             to
                              -----------------------------  ------------------
Commission file number              0-16513
                      ---------------------------------------------------------

               American Income Partners III-C Limited Partnership
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Massachusetts                                             04-2979663
- -----------------------------------                         --------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

  98 N. Washington St., Fifth Floor, Boston, MA             02114
- ------------------------------------------------            --------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act             NONE
                                                          ----------------------
   Title of each class              Name of each exchange on which registered

- ------------------------           ---------------------------------------------

- ------------------------           ---------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

             774,130 Units Representing Limited Partnership Interest
- --------------------------------------------------------------------------------
                                (Title of class)

- --------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  XX     No
                                              ------     -----
         State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                    DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1995 (Part I and II)

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- -------------------------------------------------------------------------


        (a)  Documents filed as part of this report:
             (1)    Financial Statements:

                    Report of Independent Auditors.............................*

                    Statements of Financial Position
                    at December 31, 1995 and 1994..............................*

                    Statement of Operations
                    for the years ended December 31, 1995, 1994 and 1993.......*

                    Statement of Changes in Partners' Capital
                    for the years ended December 31, 1995, 1994 and 1993.......*

                    Statement of Cash Flows
                    for the years ended December 31, 1995, 1994 and 1993.......*

                    Notes to the Financial Statements..........................*

             (2)    Financial Statement Schedules:

                    None required.

             (3)    Exhibits:

                    Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

           Exhibit
           Number
          --------
            4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No. 33-11160).

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

           Exhibit
           Number
          ---------
           99  (b)       Lease agreement with Bally's Health and Tennis
                         Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as
                         Exhibit 28 (d) and is incorporated herein by reference.

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


               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP


                         By: AFG Leasing Incorporated,
                         a Massachusetts corporation and the
                         Managing General Partner of the Registrant.





By: /s/Geoffrey A. MacDonald                      By: /s/ Gary D. Engle
   -------------------------                         ---------------------
Geoffrey A. MacDonald                             Gary D. Engle
Chief Executive Officer,                          President, Chief Operating
Chairman, and a member of the                     Officer and a member of the
Executive Committee of AFG and                    Executive Committee of AFG
President and a Director of the                   (Principal Financial Officer)
Managing General Partner
(Principal Executive Officer)


Date:   April 9, 1996                             Date:  April 9, 1996
     -----------------------                           -------------------



By: /s/ Gary M. Romano
   -------------------------
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the Managing General
Partner
(Principal Accounting Officer)


Date:   April 9, 1996
     -----------------------