Form 10-Q
period 1996-03-31
AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP
filed 1996-05-15
CIK 808515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               -------------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                             --------------------

For Quarter Ended March 31, 1996                Commission File No. 0-16513


              American Income Partners III-C Limited Partnership
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                          04-2979663
- ------------------------------------------           ---------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                         Identification No.)

98 North Washington Street, Boston, MA                 02114
- ------------------------------------------           ---------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (617) 854-5800
                                                   -----------------------------

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ----    ----

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
Yes     No
   ----    ----

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1. Financial Statements

          Statement of Financial Position
            at March 31, 1996 and December 31, 1995                            3

          Statement of Operations
            for the three months ended March 31, 1996 and 1995                 4

          Statement of Cash Flows
            for the three months ended March 31, 1996 and 1995                 5

          Notes to the Financial Statements                                  6-8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9-11


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                                 12



                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      March 31, 1996 and December 31, 1995

                                  (Unaudited)



                                           March 31,    December 31,
                                              1996          1995
                                          ------------  -------------
ASSETS
- ------

Cash and cash equivalents                  $  750,704     $  763,103

Rents receivable, net of allowance for
 doubtful accounts of $20,000                  14,235         11,190

Accounts receivable - affiliate                39,192         28,196
Equipment at cost, net of accumulated
 depreciation of $5,073,607 and
 $5,067,104 at March 31, 1996
 and December 31, 1995, respectively        2,361,112      2,452,884
                                           ----------     ----------
        Total assets                       $3,165,243     $3,255,373
                                           ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $   21,363     $   27,614
Accrued interest                                  130            148
Accrued liabilities                            21,664         21,914
Accrued liabilities - affiliate                20,384         15,007
Deferred rental income                         39,713         29,337
Cash distributions payable to partners        146,615        146,615
                                           ----------     ----------
        Total liabilities                     249,869        240,635
                                           ----------     ----------
Partners' capital (deficit):
   General Partners                          (140,763)      (139,770)
   Limited Partnership Interests
   (774,130 Units; initial
   purchase price of $25 each)              3,056,137      3,154,508
                                           ----------     ----------
        Total partners' capital             2,915,374      3,014,738
                                           ----------     ----------
        Total liabilities and partners'
         capital                           $3,165,243     $3,255,373
                                           ==========     ==========

                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)





                                                1996       1995
                                              ---------  ---------
Income:

    Lease revenue                              $152,997   $240,995

    Interest income                               9,333     10,879

    Gain on sale of equipment                     2,040    233,188
                                               --------   --------
         Total income                           164,370    485,062
                                               --------   --------

Expenses:
    Depreciation                                 91,772    111,441

    Interest expense                                442      1,546

    Equipment management fees - affiliate         7,650     12,050
         affiliate
        Operating expenses - affiliate           17,255     28,123
                                               --------   --------
        Total expenses                          117,119    153,160
                                               --------   --------

Net income                                     $ 47,251   $331,902
                                               ========   ========

Net income
     per limited partnership unit              $   0.06   $   0.42
                                               ========   ========
Cash distribution declared
        per limited partnership unit           $   0.19   $   0.31
                                               ========   ========



                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)



                                                        1996        1995
                                                     ----------  ----------
Cash flows from (used in) operating
  activities:                                         $  47,251   $ 331,902
Net income

Adjustments to reconcile net income
  to net cash from operating activities:                 91,772     111,441
     Depreciation
     Gain on sale of equipment                           (2,040)   (233,188)
     Decrease in allowance for doubtful accounts             --     (30,000)

Changes in assets and liabilities
  Decrease (increase) in:
     rents receivable                                    (3,045)    285,587
     accounts receivable - affiliate                    (10,996)     56,739
  Increase (decrease) in:
     accrued interest                                       (18)    (11,348)
     accrued liabilities                                   (250)     (5,500)
     accrued liabilities - affiliate                      5,377       8,630
     deferred rental income                              10,376      20,565
                                                      ---------   ---------
        Net cash from operating activities              138,427     534,828
                                                      ---------   ---------
Cash flows from investing activities:
  Proceeds from equipment sales                           2,040     233,188
                                                      ---------   ---------
        Net cash from investing activities                2,040     233,188
                                                      ---------   ---------
Cash flows used in financing activities:
  Principal payments - notes payable                     (6,251)   (314,947)
  Distributions paid                                   (146,615)   (390,975)
                                                      ---------   ---------
        Net cash used in financing activities          (152,866)   (705,922)
                                                      ---------   ---------
Net increase (decrease) in cash and cash equivalents    (12,399)     62,094

Cash and cash equivalents at beginning of period        763,103     837,988
                                                      ---------   ---------
Cash and cash equivalents at end of period            $ 750,704   $ 900,082
                                                      =========   =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $     460   $  12,894
                                                      =========   =========


                  The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                                 March 31, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At March 31, 1996, the Partnership had $750,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $853,361 are due as follows:


  For the year ending March 31, 1997       $458,812
                                1998        270,918
                                1999         63,658
                                2000         42,334
                                2001         17,639
                                           --------
                                Total      $853,361
                                           ========



               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                     Lease Term           Equipment
      Equipment Type                  (Months)             at Cost
- ---------------------------          ----------           ---------
Aircraft                              36-108             $ 5,665,903
Materials handling                      1-84                 479,664
Retail store fixtures                   1-84                 341,058
Locomotives                            57-60                 273,767
Communications                         36-84                 246,374
Manufacturing                             60                 195,271
Medical                                56-58                 162,007
Computers and peripherals               1-60                  63,396
Furniture and fixtures                 17-84                   7,279
                                                         -----------
                        Total equipment cost               7,434,719

                    Accumulated depreciation              (5,073,607)
                                                         -----------
  Equipment, net of accumulated depreciation             $ 2,361,112
                                                         ===========


  At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $5,927,050, representing approximately 80% of total equipment cost.

  At March 31, 1996, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease.

  Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact of the financial statements of the Partnership.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



                                       1996      1995
                                     --------  --------

  Equipment management fees           $ 7,650   $12,050
  Administrative charges                5,013     3,000
  Reimbursable operating expenses
     due to third parties              12,242    25,123
                                      -------   -------

                     Total            $24,905   $40,173
                                      =======   =======

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $39,192 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at March 31, 1996 consisted of one installment note of $21,363 payable to a bank. The installment note is non-recourse, with an interest rate of 7.13%. The installment note is collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents in the year ending March 31, 1997. The carrying amount of notes payable approximates fair value at March 31, 1996.


NOTE 7 - LEGAL PROCEEDINGS
- --------------------------

    On March 15, 1993, Herman's Sporting Goods, Inc., a lessee of the Partnership (the "Debtor"), filed for protection under Chapter 11 of the Bankruptcy Code in the United States District Court, Trenton, New Jersey (the "District Court"). Certain unpaid rents due to the Partnership were scheduled by the Debtor as unsecured claims. Upon order of the District Court, renewal rental schedules for all equipment leased to the Debtor by the Partnership were executed and are currently in effect. On August 23, 1994, the District Court confirmed the Debtor's First Modified Plan of Reorganization, as Amended and Modified, and the Partnership has received two of the three scheduled payments from the Debtor with respect to its unsecured claims. On April 26, 1996, the Debtor refiled for protection under Chapter 11 of the Bankruptcy Code in the District Court. Rents due to the Partnership pursuant to the renewal schedules due to expire on June 30, 1996, aggregating $5,025, were scheduled by the
Debtor as unsecured claims.   In addition, the third scheduled payment under the
1993 schedule of unsecured claims of $3,010 has not been received by the Partnership. The Partnership's equipment portfolio includes equipment on lease to the Debtor with an original cost of approximately $246,373, which is fully depreciated for financial reporting purposes and represents 3.3% of the Partnership's aggregate equipment portfolio at March 31, 1996. This equipment is expected to be returned to the Partnership to be held for sale or release and the General Partner will pursue collection of all outstanding amounts from the Debtor. The Partnership does not expect to experience any material loss as a result of these bankruptcies.


NOTE 8 - SUBSEQUENT EVENTS
- --------------------------

  Pursuant to its agreements with PLM International, Inc., referred to in Note 8 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- ------------------------------------------------------------------------------
1995:
- -----

Overview
- --------

  As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio progresses through various stages. Initially, all equipment generates rental revenues under primary term lease agreements. During the life of the Partnership, these agreements expire on an intermittent basis and equipment held pursuant to the related leases are renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio becomes available for remarketing and cash generated from operations and from sales or refinancings begins to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. In accordance with the Partnership's stated investment objectives and policies, the Managing General Partner is considering the winding-up of the Partnership's operations, including the liquidation of its entire portfolio.
The Partnership's operations commenced in 1987.

Results of Operations
- ---------------------

  For the three months ended March 31, 1996, the Partnership recognized lease revenue of $152,997 compared to $240,995 for the same period in 1995. The decrease in lease revenue from 1996 to 1995 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three months ended March 31, 1996 and 1995, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $2,040 and $233,188, respectively.

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

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

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

  Depreciation expense for the three months ended March 31, 1996 was $91,772 compared to $111,441 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $442 or less than 1% of lease revenue for three month period ended March 31, 1996 compared to $1,546 or less than 1% of lease revenue
for the same period in 1995.   In the future, interest expense will be minimal
due to the scheduled maturity of the Partnership's debt obligations in the year ending March 31, 1997.

  Management fees were 5% of lease revenue during each of the periods ended March 31, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 11.3% of lease revenue for the three month period ended March 31, 1996 compared to 11.7% of lease revenue for the same period in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $138,427 during the three months ended March 31, 1996 compared to $534,828 for the same period in 1995. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership experiences a higher frequency of remarketing events.

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

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

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Partnership realized $2,040 in equipment sale proceeds compared to $233,188 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable will be fully amortized by noncancellable rents in the year ending March 31, 1997.

  Cash distributions to the Recognized Owners and General Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $146,615. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 99% of these distributions, or $145,149 and the General Partners were allocated 1%, or $1,466. The first quarter 1996 cash distribution was paid on April 15, 1996.

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

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION



     Item 1.             Legal Proceedings
                         Response:

                         Refer to Note 7 herein and to Note 7 in
                         the 1995 Annual Report

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



               AMERICAN INCOME PARTNERS III-C LIMITED PARTNERSHIP


                  By: AFG Leasing Incorporated, a Massachusetts corporation and the Managing General Partner of the Registrant.


                  By:    /s/  Michael J. Butterfield
                         --------------------------------------
                         Michael J. Butterfield
                         Treasurer of AFG Leasing Incorporated
                         (Duly Authorized Officer and
                         Principal Accounting Officer)


                  Date:  May 13, 1996
                         ------------------------------------



                  By:    /s/  Gary Romano
                         ------------------------------------
                         Gary M. Romano
                         Clerk of AFG Leasing Incorporated
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                  Date:  May 13, 1996
                         -------------------------------------